Form 10-K
period 2007-12-31
COBALT CMBS Commercial Mortgage Trust 2007-C3
filed 2008-03-27
CIK 1407494

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140740-02

      COBALT CMBS Commercial Mortgage Trust 2007-C3
      (exact name of issuing entity as specified in its charter)

      CWCapital Commercial Funding Corp.
      (exact name of the depositor as specified in its charter)

      Citigroup Global Markets Realty Corp.
      CWCapital LLC
      Wachovia Bank, National Association
      (exact name of the sponsors as specified in their charters)



  New York                                54-2200394
  (State or other jurisdiction of         54-2200395
  incorporation or organization)          54-6755340
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) incorporated by reference in Part IV.

  Sub-Servicing Agreement (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) incorporated by reference in Part IV.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated August 10, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

1122(d)(2)(i) and 1122(d)(2)(ii)-Wachovia Bank National Association's ("Wachovia" or the "Company") Management Assessment (the "Assessment") attached as an exhibit to this report on Form 10-K describes the following material instances of noncompliance related to cash collection and administration:

"With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors. The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. The Company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance."

1122(d)(4)(x)(a)- Pool Asset Administration - With respect to CWCapital LLC, as primary servicer, the related report on assessment of compliance and attestation report state that during the reporting period, with respect to certain mortgage loans primary serviced by CWCapital LLC, the servicer did not conduct an analysis of funds that were deposited in escrow accounts in trust for the related obligor on an annual basis.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

  (4.2) Sub-Servicing Agreement (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CWCapital Asset Management LLC as special servicer
    33.2 CWCapital LLC as primary servicer
    33.3 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    33.5 Wachovia Bank, National Association as master servicer
    33.6 Wells Fargo Bank, N.A. as trustee
    33.7 Wells Fargo Bank, N.A. as custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CWCapital Asset Management LLC as special servicer
    34.2 CWCapital LLC as primary servicer
    34.3 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
     National Association
    34.5 Wachovia Bank, National Association as master servicer
    34.6 Wells Fargo Bank, N.A. as trustee
    34.7 Wells Fargo Bank, N.A. as custodian



   (35) Servicer compliance statement.



    35.1 CWCapital Asset Management LLC as special servicer
    35.2 CWCapital LLC as primary servicer
    35.3 Wachovia Bank, National Association as master servicer
    35.4 Wells Fargo Bank, N.A. as trustee



   (99.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   CWCapital Commercial Funding Corp.
   (depositor)


   /s/ Tammy Heyman
   Tammy Heyman
   Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


  (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

  (4.2) Sub-Servicing Agreement (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CWCapital Asset Management LLC as special servicer
    33.2 CWCapital LLC as primary servicer
    33.3 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    33.5 Wachovia Bank, National Association as master servicer
    33.6 Wells Fargo Bank, N.A. as trustee
    33.7 Wells Fargo Bank, N.A. as custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CWCapital Asset Management LLC as special servicer
    34.2 CWCapital LLC as primary servicer
    34.3 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    34.5 Wachovia Bank, National Association as master servicer
    34.6 Wells Fargo Bank, N.A. as trustee
    34.7 Wells Fargo Bank, N.A. as custodian


   (35) Servicer compliance statement.



    35.1 CWCapital Asset Management LLC as special servicer
    35.2 CWCapital LLC as primary servicer
    35.3 Wachovia Bank, National Association as master servicer
    35.4 Wells Fargo Bank, N.A. as trustee


   (99.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on August 31, 2007 (Commission File Number 333-140740-02)) (incorporated by reference).